Form 10QSB
period 2005-06-30
Baseline Energy, Inc.
filed 2005-08-24
CIK 1105302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005
                  --------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

            For the transition period from                to
                                          ----------------   -------------------
                         Commission file number 0-29543
             -------------------------------------------------------

                              Baseline Energy, Inc.
    ------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                                Nevada 86-0972778
                   (State or other jurisdiction (IRS Employer
              of incorporation or organization) Identification No.)

               2920 N. Swan Road, Suite 206, Tucson, Arizona 85712
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 16, 2005 8,700,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                              BASELINE ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                  June 30,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Assets: Cash                                                                 $            1,243  $                -
                                                                             ==================  ==================

Liabilities:
   Accounts Payable                                                          $            9,850  $            7,350
   Accrued Interest                                                                         122                   -
   Note Payable-Related Party                                                            16,067                   -
                                                                             ------------------  ------------------
                                                                                         26,039               7,350
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 8,700,000 Shares at June 30, 2005
    and 1,000,000 Shares at December 31, 2004                                             8,700               1,000
  Paid-In Capital                                                                         5,608               5,608
  Retained Deficit                                                                       (1,200)             (1,200)
  Deficit Accumulated During the
    Development Stage                                                                   (37,904)            (12,758)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (24,796)             (7,350)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $            1,243  $                -
                                                                             ==================  ==================








                             See accompanying notes.

                              BASELINE ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                                                     Inception
                       For the three months ended               For the six months ended                 of
                                June 30,                                June 30,                    development
                  -------------------------------------   -------------------------------------
                         2005               2004                2005                2004               stage
                  ------------------  -----------------   -----------------  ------------------  ------------------
Revenues:         $                -  $               -   $               -  $                -  $                -

Expenses:                     25,146                  -              25,146                 300              37,904
                  ------------------  -----------------   -----------------  ------------------  ------------------

     Net Loss     $          (25,146) $               -   $         (25,146) $             (300) $          (37,904)
                  ==================  =================   =================  ==================  ==================

Basic &
Diluted loss
 per share        $                -  $               -   $               -  $                -
                  ==================  =================   =================  ==================























                             See accompanying notes.

                              BASELINE ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                For the six months ended            Inception of
                                                                        June 30,                    Development
                                                          -------------------------------------
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (25,146) $             (300) $          (37,904)
Increase (Decrease) in accounts payable                               2,500                 300               9,650
Increase (Decrease) in accrued interest                                 122
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                             (22,524)                  -             (28,254)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common stock                                              7,700
Proceeds from notes payable                                          16,067
Capital contributed by shareholder                                        -                   -               5,608
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                               23,767                   -               5,608
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                           1,243                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $           1,243  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $              500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                             See accompanying notes.

                              BASELINE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

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

Interim Reporting

         The unaudited financial statements as of June 30, 2005 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on July 25, 1997. The Company ceased all operating activities during the period from July 25, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

                              BASELINE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of June 30, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                              BASELINE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Continued)
                                   (Unaudited)

NOTE 2 - INCOME TAXES

         As of June 30, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $39,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of June 30, 2005 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK

         During June, 2005 the Company issued 7,700,000 shares of common stock for services valued at $7,700 under the provisions of Regulation D. The shares are restricted under Rule 144.

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

PLAN OF OPERATION

         Baseline Energy, Inc. (the "Company"), formerly known as Green Oaks Concepts, is a Nevada corporation formed in July 1997, with its principal offices and operations center in Tucson, Arizona. Until May 2, 2005, the Company was a shell company with no assets and no business activities. On May 2, 2005, we adopted a new business direction.

BUSINESS STRATEGY
         The Company is now a development state company with a focus in the petroleum industry, particularly oil and gas exploration and production. The Company's primary objective is to identify, acquire and develop underdeveloped oil and gas projects in the United States. The Company intends to acquire working interests, royalty interests and/or producers. The Company plans to acquire projects following the due diligence necessary to fully evaluate the projects potential. We will apply appropriate technologies to improve the reservoir characterization, reduce risk and uncertainty, and improve development and production efficiency. We have significant relative flexibility in selecting and structuring our investments. We will seek to structure our acquisitions so as to take into account the uncertain and potentially variable financial performance of projects.

RESULTS OF OPERATIONS

         The Company had no sales or sales revenues for the three months ended June 30, 2005 or 2004 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales revenues for the three months ended June 30, 2005 or 2004 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $25,146 for the three month period ended June 30, 2005 and $-0- for the same period in 2004.

CAPITAL RESOURCES AND LIQUIDITY

         At June 30, 2005, the Company had total current assets of $1,243 and total assets of $1,243 as compared to $0 current assets and $0 total assets at December 31, 2004. The Company had a net working capital deficit of $24,796 at June 30, 2005 and $7,350 at December 31, 2004.

         Net stockholders' deficit in the Company was $24,796 as of June 30, 2005 and $7,350 at December 31, 2004.

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

         (b) Changes in Internal Controls

         Based on this evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         *3.2     Bylaws

         *3.1     Amended Articles of Incorporation

         31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. On May 9, 2005, the Company filed a Current Report on Form 8-K to report under Item 5.02 that the Board of Directors appointed new officers and directors: Karen Christensen as President and Kevin Sherlock as Secretary; and the following as Directors of the Company: Karen Christensen, Robert Hadley, Michael High, Eric Kendle, Kevin Sherlock and Daniel Hodges to remain as Board Chairman. Michael High and Eric Kendle did not assume their positions on the board.


* Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Baseline Energy, Inc.


/s/ Karen Christensen
Karen Christensen
President/CFO and Director

August 16, 2005